Form 10-Q
period 2012-06-30
Laidlaw Energy Group, Inc.
filed 2012-10-01
CIK 1538492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-54580

LAIDLAW ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1485218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 John Street, 4th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 480-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of September 26, 2012, there were 2,456,721,088 shares of the issuer’s common stock outstanding.

Laidlaw Energy Group, Inc. & Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	2

Unaudited Condensed Consolidated Statement of Changes in Redeemable Preferred Stock and Stockholders’ Equity for the Six Months Ended June 30, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	18

ITEM 4. Controls and Procedures.	18

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	20

ITEM 6. Exhibits.	21

Signatures.	22

Laidlaw Energy Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$484,488	$1,197,563
Prepaid expenses and other current assets	5,104	55,000

Total Current Assets	489,592	1,252,563

Idle property and equipment	505,180	452,403
Other assets	12,240	12,240

Total Assets	$1,007,012	$1,717,206

Liabilities, Temporary Equity and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$592,620	$491,442
Other liabilities	-	10,000

Total Liabilities	592,620	501,442

Redeemable preferred stock, par value $0.001, Series B convertible preferred stock, 108.69565 shares outstanding and subject to redemption at June 30, 2012 and December 31, 2011; liquidation preference of $25	$53,750	$53,750
Commitments and contingencies	-	-

Stockholders' Equity:
Convertible preferred stock, $0.001 par value; voting
Series A - 1,000,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference $247,562	1,000	1,000
Series B - 400,000,000 shares authorized, 326.08696 shares issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference $75	-	-
Series C - 1,000,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference $31,260	1,000	1,000
Common stock, $0.0001 par value; 9,000,000,000 shares authorized; 2,456,721,088 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	245,672	245,672
Additional paid-in capital	2,241,936	2,241,936
Accumulated deficit	(2,128,966)	(1,327,594)

Total Stockholders' Equity	360,642	1,162,014

Total Liabilities, Temporary Equity and Stockholders' Equity	$1,007,012	$1,717,206

See Notes to Condensed Consolidated Financial Statements

Laidlaw Energy Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating Expenses
Selling, general and administrative expenses	$445,930	$284,171	$801,372	$552,690

Total Operating Expenses	445,930	284,171	801,372	552,690

Net Loss	$(445,930)	$(284,171)	$(801,372)	$(552,690)

Loss Per Common Share:
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
- Basic and Diluted	2,556,721,088	2,556,721,088	2,556,721,088	2,556,201,751

See Notes to Condensed Consolidated Financial Statements

Laidlaw Energy Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders' Equity

For The Six Months Ended June 30, 2012

(unaudited)

	Series B
	Redeemable		Series A		Series B		Series C
	Convertible		Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2011	109	$53,750	1,000,000	$1,000	326	$-	1,000,000	$1,000	2,456,721,088	$245,672	$2,241,936	$(1,327,594)	$1,162,014

Net loss	-	-	-	-	-	-	-	-	-	-	-	(801,372)	(801,372)

Balance - June 30, 2012	109	$53,750	1,000,000	$1,000	326	$-	1,000,000	$1,000	2,456,721,088	$245,672	$2,241,936	$(2,128,966)	$360,642

See Notes to Condensed Consolidated Financial Statements

Laidlaw Energy Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(801,372)	$(552,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	-	50,000
Prepaid expenses and other current assets	49,896	(80,000)
Other assets	-	(850)
Accounts payable and accrued expenses	101,178	51,824
Other liabilities	(10,000)	-

Total Adjustments	141,073	30,974

Net Cash Used In Operating Activities	(660,298)	(521,716)

Cash Flows From Investing Activities
Proceeds from sale of equity investment	-	-
Idle property and equipment acquired for cash	(52,777)	-
Net Cash Used In Investing Activities	(52,777)	-

Net Decrease In Cash And Cash Equivalents	(713,075)	(521,716)

Cash And Cash Equivalents - Beginning	1,197,563	745,140

Cash And Cash Equivalents - Ending	$484,488	$223,424

See Notes to Condensed Consolidated Financial Statements

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Organization and Operations

Laidlaw Energy Group, Inc. (“Laidlaw” or the “Company”) is engaged in the development and management of renewable energy facilities that produce electricity and/or thermal energy for commercial and industrial purposes from sustainable biomass sources, other renewable fuel sources or combined cycle natural gas. The business was founded in 2002. The Company’s particular emphasis is on biomass power generation, which is the production of electricity and heat as a result of converting trees, plants or other similar organic sources into energy. Laidlaw's business objective is to build and manage a profitable portfolio of renewable energy facilities through development, acquisition, joint venture, equity investments, conversion of existing facilities, and through partnering with manufacturing businesses that have significant energy needs. The Company may generate revenues from management fees, the sale of power, or through the sale of its developed facilities, its joint venture interests or its equity investments. In so doing, Laidlaw intends to become a leading provider of biomass power in the United States. Laidlaw is subject to numerous federal, state and local laws and regulations that govern environmental protection.

Laidlaw was organized on April 2, 1993 as a New York corporation under the name Multiair Comfort Corp. On August 4, 1995, the Company changed its name to Poly Eko Systems, Inc. On August 14, 2002, the Company concluded a “reverse” merger with Laidlaw Energy Group, Inc. in which the Company was the surviving corporation. The Company then changed its name to Laidlaw Energy Group, Inc. The Company has (1) two inactive wholly owned subsidiaries, Laidlaw Capital Management, Inc. and Laidlaw Berlin, LLC; (2) a 75% ownership interest in Laidlaw BioPower, LLC (“Laidlaw BioPower”); (3) a 22.5% interest in Laidlaw Co-Gen, Inc. (“Co-Gen”; see Note 4 – Investments); (4) a wholly owned subsidiary, Laidlaw New Bedford Biopower, LLC, which was formed on March 9, 2011 (“New Bedford”; see Note 9); and (5) a wholly owned subsidiary, which the Company acquired on November 10, 2011, the name of which was changed to Laidlaw Susanville BioPower, LLC (“Susanville”; see Note 5).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Laidlaw for the years ended December 31, 2011 and 2010 included in the registration statement on Form S-1 (Registration No. 333-181044), filed with the Securities and Exchange Commission (“SEC”) on August 6, 2012. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements. The Company’s majority and wholly-owned subsidiaries are managed as a single business and a single segment.

Note 2 – Going Concern and Management’s Plans

As of June 30, 2012, Laidlaw had a cash balance of $484,488 and a working capital deficit of $103,027. The Company did not generate any revenues and incurred net losses of $445,930 and $801,372 during three and six months ended June 30, 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

The Company’s future capital requirements are expected to be driven by the development activities in existing and new projects until such time that they become self-sufficient or there is a liquidity event. In addition to the Company’s general overhead expenses, the Company is projecting that it will require average monthly funding of approximately $25,000 ($17,500 effective September 2012) and $2,500 associated with its Susanville (see Note 5 – Susanville and Note 10 – Subsequent Events) and Ellicottville projects (see Note 4 – Investments), approximately $1.25 million prior to January 2015 if the Company elects to exercise its option to purchase the Susanville property (see Note 5 – Susanville and Note 10 – Subsequent Events), plus approximately $10 million to refurbish Susanville’s critical power generation assets. Management’s plans include raising additional funds through public or private debt, equity or project financing to fund its capital requirements and ongoing operations. However, there can be no assurance the Company will be successful in these efforts. If the Company is unable to raise sufficient additional funds, the Company might (1) forego investment opportunities; (2) initiate cost reduction measures; (3) seek extensions of scheduled payment obligations; or (4) sell assets.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheets, results of operations and cash flows of the Company and its wholly and majority-owned subsidiaries have been included in its condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Equity Investments

Equity investments of less than 20% ownership are accounted for using the cost method of accounting, equity investments of 20% to 50% ownership are accounted for using the equity method of accounting and equity investments of greater than 50% ownership are consolidated within the financial statements of the Company, as appropriate.

Use of Estimates

Preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. The Company’s significant estimates include the recoverability of long lived assets, the valuation allowance related to deferred tax assets and the stock-based compensation assumptions. Actual results could differ from those estimates.

Concentration of Credit Risk

As of June 30, 2012 and December 31, 2011, all of the Company’s cash and cash equivalents were deposited with financial institutions in the United States. At June 30, 2012 and December 31, 2011, the Company had cash on deposit that was approximately $230,000 and $956,000 in excess of federally insured limits of $250,000, respectively.

Revenue Recognition

The Company has generated, and may generate, revenues from management fees, the sale of power, or through the sale of its interest in facilities, its joint venture interests or its equity investments. The Company earns management or development fees from development projects which are recognized as the services are performed. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services have been rendered, fees are fixed or determinable, and collectability is reasonably assured.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Property and Equipment

Property and equipment is recorded at cost. The cost of additions and substantial betterments to property and equipment are capitalized. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. Employee and director awards are measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company’s policy is to issue new shares of common stock in order to meet any stock-based compensation award requirements.

Preferred Stock

The Company accounts for its preferred stock in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Preferred stock subject to mandatory redemption, if any, are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares, including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. The Company’s Series B preferred stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control. Accordingly, a portion of the Series B Convertible Preferred Stock is presented as temporary equity in the mezzanine section of the Company’s balance sheets.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2012 and 2011, the computation of basic loss per common share included the impact of common shares issuable upon the exercise of stock options with an exercise price of $0.01 or less. The computation of diluted net loss per share gives effect to all potentially dilutive common shares during the periods. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. At June 30, 2012 and 2011, 6,590,947,261 and 3,835,081,632 common shares issuable upon the conversion of all outstanding and contingently issuable preferred stock, respectively, were not included in the computation of diluted net loss per share because their conversion would render them anti-dilutive. The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted average common shares outstanding	2,456,721,088	2,456,721,088	2,456,721,088	2,456,201,751

Weighted average impact of stock options exercisable at $0.01 or less	100,000,000	100,000,000	100,000,000	100,000,000

Weighted average number of common shares outstanding - basic and diluted	2,556,721,088	2,556,721,088	2,556,721,088	2,556,201,751

Recent Accounting Pronouncements

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Investments

Laidlaw Co-Gen, Inc.

The Company is a 22.5% shareholder in Co-Gen, a facility that operates a natural gas combined cycle co-generation system located in Ellicottville, New York. Three other unrelated third parties own the remaining 77.5% shareholder interests. In 2008, there were continued operating deficits coupled with issues in obtaining a use permit to convert the facility’s fuel source from natural gas to biomass that created uncertainty around the entity’s ability to pursue its business plans. The Company made advances totaling $1,200 and $1,200 to Co-Gen during the three and six months ended June 30, 2012, respectively, and $16,400 and $28,900 during the three and six months ended June 30, 2011, respectively, which were expensed. The Company continues to voluntarily fund an insignificant amount of monthly site maintenance expenses in order to sustain its investment options.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 - Susanville

On November 10, 2011, the Company acquired the membership interest of Susanville from two interest holders pursuant to a Purchase and Sale Agreement entered into with each interest holder (collectively, the “Agreements”) for (a) at the closing, $97,500 in cash (b) at the closing, 434.782610 shares of Series B Preferred Stock that are convertible into an aggregate of 434,782,610 shares of the Company’s common stock; (c) ten business days after the execution of a power purchase agreement, 217.391304 shares of Series B Preferred Stock that are convertible into an aggregate of 217,391,304 shares of the Company’s common stock; and (d) on the date Susanville receives sufficient project financing to refurbish the critical power generation assets, 358.695652 shares of Series B Preferred Stock that are convertible into an aggregate of 358,695,652 shares of the Company’s common stock (141.304348 shares of Series B Preferred Stock of which would be accelerated upon the receipt of a federal loan guaranty commitment).

In determining the number of shares of Series B Preferred Stock to be issued, including the number of contingently issuable shares, the Agreements stipulate that the market value of the underlying common stock equivalents was to be based on the forty-five day moving average of the closing price of the Company’s freely tradable common stock determined as of May 25, 2011 or $0.0046 per share.

Susanville owns the power generation assets that comprise an idle 12.5 megawatt (net) biomass energy power plant in Susanville, California and certain buildings, plus the Company also leases a 40 acre parcel of land located in Susanville, California, on which the power plant and buildings are located. The Company pays approximately $240,000 in rent per annum for these premises and the lease term expires on January 30, 2013. During the lease term, the Company also has an option to purchase the Susanville property, for a price equal to approximately $85,000 per acre, or approximately $3.4 million in the aggregate, reduced by (a) the $100,000 originally paid by the former lessee for the purchase option; (b) the sum of $5,000 per month of rent paid from November 1, 2011 (which, on January 31, 2013, would equal $75,000); and (c) 50% of all rent payments made prior to November 1, 2011 by the former lessee (or $675,000) for a net purchase price of approximately $2.5 million. The Company entered into an amendment to this lease in September 2012. See Note 10 – Subsequent Events.

The two sellers agreed to indemnify the Company against any claims arising from any pre-existing environmental issues. The Company is self-insuring against any other issues which could impair the value of the assets. If the Company doesn’t exercise its option to purchase the Susanville property, the buildings and any power generation assets that aren’t relocated could be impaired.

At acquisition, the Company recorded idle property and equipment which aggregated $368,364. The amount represents the $97,500 of cash consideration, the $215,000 acquisition date value of the Series B Preferred Stock consideration, plus $55,864 of transaction costs. Post-acquisition, through June 30, 2012, the Company added an additional $136,816 of idle property and equipment costs, which primarily represented consulting and wage costs associated with persons directly associated with the refurbishment project. During the three and six months ended June 30, 2012, the Company recorded $45,000 and $90,000 of rent expense related to the Susanville project.

The Company entered into a Registration Rights Agreement with the two sellers whereby the Company has committed to cause a registration under the Securities Act of 1933, as amended, of the secondary offering of their shares of common stock underlying their shares of Series B Preferred Stock on a delayed and continuous basis. The Company is required to repurchase shares of the Series B Preferred Stock at a value of $0.0046 per share of common stock for an amount equal to $18,750 per week, up to a maximum amount of $500,000, (1) if the Registration Statement on Form S-1 relating to such registration is not filed with the Securities and Exchange Commission on or prior to April 30, 2012, (2) if such registration statement is not declared effective by July 30, 2012, or (3) upon certain other events that would prevent a specified minimum number of such shares of common stock to be continued to be offered by either seller on a delayed and continuous basis in accordance with an effective registration statement. Accordingly, 25% of the Series B Preferred Stock is redeemable based upon the occurrence of uncertain events not solely within the Company’s control and, as such, is classified as temporary equity. See Note 10 – Subsequent Events.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Idle Property and Equipment

Idle property and equipment consisted of:

	June 30,	December 31,
	2012	2011

Susanville Biomass Plant	$505,180	$452,403

	$505,180	$452,403

These assets are being classified as idle property and equipment until efforts to refurbish and restart the plant to operational status are completed. As of June 30, 2012, no indicators of impairment were identified for these assets. See Note 5 – Susanville for additional information relating to the Susanville power generation assets.

Depreciation of the Susanville biomass plant will commence when the facility begins operations, which is expected to occur 12- 18 months after the financing of the refurbishment is arranged. Depreciation of the biomass plant will be performed using the straight-line method over the estimated useful lives of the underlying power generation assets.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Accrued compensation	$103,283	$103,286
Accrued professional fees	329,872	254,564
Other accrued expenses	159,465	133,592

Total accrued expenses	$592,620	$491,442

Note 8 — Stock Based Compensation

There were no stock options granted during the six months ended June 30, 2012 or 2011. As of June 30, 2012, the Company had 100,000,000 stock options outstanding and exercisable with a weighted average exercise price of approximately $0.0013 per share and no intrinsic value. The options have no expiration date.

There was no stock-based compensation expense during the three and six months ended June 30, 2012 and 2011 related to stock option grants. The Company recognized no stock-based compensation expense during the three and six months ended June 30, 2012, respectively, and $0 and $10,000 during the three and six months ended June 30, 2011, respectively, related to immediately vested common stock, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2012, there was no unrecognized stock-based compensation expense related to stock or option grants.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Commitments and Contingencies

Leases

On March 9, 2011, the Company formed New Bedford of which Laidlaw is the sole member. On April 29, 2011, the Company entered into a lease of a thermo generator in New Bedford, Massachusetts which expired on May 5, 2012. The lease payment of $75,000 was due at the end of the lease term or at the time the Company determined to purchase the facility. The lease was extendible for an additional year for an additional end of term lease payment of $90,000. The Company previously provided $50,000 to the landlord as a security deposit under the terms of the agreement and is currently in negotiations with the landlord regarding the final lease payment and the return of the security deposit.

On June 15, 2011, the Company entered into an operating lease agreement for additional corporate office space at 2 Spring Street, First Floor, Montpelier, VT. The term of the lease is two years with monthly rent of $850 and no escalation clause.

On April 30, 2012, the Company’s operating lease agreement for its corporate office space at 90 John Street, Suite 401, New York, NY expired. The Company continues to occupy the space on a month-to-month basis, paying approximately $6,000 monthly.

Profit Interest

On November 18, 2011, the Company granted a 25% interest in the net income received from all Laidlaw power projects in lieu of wages as consideration for an executive of the Company to provide project development services.

Legal and Regulatory Proceedings

The Company received subpoenas from the SEC on June 28, 2011 and March 28, 2012 requiring the company to provide documentation to the SEC and for designated officers to provide testimony to the SEC. The SEC has information that it believes tends to show that there are possible violations by the Company and its officers, directors and others with respect to certain applicable securities laws, including Section 5 and 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities and Exchange Act of 1934, as amended, and the related regulations. Although the Company has been cooperating with the staff (“Staff”) of the SEC with respect to this investigation and Michael Bartoszek, the Company’s chief executive officer, provided testimony to the Staff on the record, there can be no assurances that the Staff will recommend to the SEC that no action be taken with respect to the Company. The SEC has the authority to order a wide scope of remedies against the Company and any of its officers or directors, any of which could materially and adversely affect the Company and the price of, or ability to trade, its stock. Further, the Company cannot provide any assurance when the investigation will be concluded or what will be the conclusion by the Staff or the SEC.

On September 3, 2009, an action titled “Hiscock & Barclay v. Laidlaw” was filed in the New York State Supreme Court – County of Onondaga. There has been a dispute over approximately $140,000 of attorney billings associated with services provided prior to 2009. In December 2011, the parties reached an agreement in principle whereby they agreed that the Company would pay $60,000 in full satisfaction of the dispute. As of the report date, a formal settlement agreement has not been executed. This liability was recorded as of June 30, 2012.

On February 6, 2012, the Company received a statement of claim and demand for arbitration before the American Arbitration Association from Chatsworth Securities LLC, seeking the collection of $615,938 in placement fees which Chatsworth Securities alleges it is entitled to pursuant to the terms of a written agreement between the parties dated December 22, 2005. On March 19, 2012, the Company submitted an answer to the statement of claim and a counterclaim for contractual indemnification seeking an award of the Company’s attorney fees and costs, of which Chatsworth answered on March 26, 2012. On June 11, 2012, an arbitrator was assigned to this matter. A report of preliminary hearing and scheduling order was entered on July 12, 2012, pursuant to which the parties were directed to proceed with discovery, and the arbitration hearing was scheduled to commence on November 12, 2012. The Company believes the claim is without merit and intends to defend itself vigorously. However, there can be no assurance that the Company will prevail in arbitration.

Laidlaw Energy Group, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In addition, the Company is subject to legal proceedings and claims arising from the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the financial position or results of operations of the Company.

Note 10 – Subsequent Events

Registration Statement Effectiveness

On August 9, 2012, the SEC declared the Company’s Registration Statement on Form S-1/A effective, which limited the Company’s monetary obligation to repurchase Series B Preferred Stock in accordance with the Registration Rights Agreement (see Note 5 – Susanville) to $18,750.

Amendments to Susanville Agreements

On September 1, 2012, the Company entered into the Second Amendment to Lease Agreement associated with the Susanville property whereby (1) the premises were reduced from 40 acres to 20 acres; (2) the monthly rent was reduced to $12,500 from $20,000 (with no monthly rent being credited toward the purchase option); and (3) the term was extended two years to January 30, 2015.

In addition, on September 1, 2012, the Company entered into an amendment to the purchase option associated with the Susanville property whereby (1) the premises were reduced from 40 acres to 20 acres; (2) the term was extended two years to January 30, 2015; and (3) the option to purchase the reduced 20 acres carries a price equal to approximately $1.75 million in the aggregate, reduced by (a) the $100,000 originally paid by the former lessee for the purchase option; (b) the sum of $5,000 per month of rent paid from November 1, 2011 until August 2011 (which would equal $50,000); and (c) 50% of all rent payments made prior to November 1, 2011 by the former lessee (or $337,500) for a net purchase price of approximately $1,260,000.

Change In Certifying Accountant

Upon recommendation and approval by the Company’s Board of Directors, on September 17, 2012, the Company dismissed Marcum LLP as its independent registered public accounting firm. On September 19, 2012, the Company retained Drake & Klein CPAs as its new independent registered public accounting firm.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 5 of our Form S-1 (Registration No. 333-181044), filed with the Securities and Exchange Commission on August 6, 2012, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. See “—Forward-Looking Statements” below.

Overview

We seek to develop and manage renewable energy facilities that produce electricity and thermal energy for industrial purposes from sustainable biomass sources, other renewable fuel sources or combined-cycle natural gas. Biomass generally refers to any organic matter that is available on a renewable or recurring basis, including agricultural crops and trees, wood and wood residues, plants (including aquatic plants), grasses, animal manure, municipal residues, and other residue materials. Combined-cycle natural gas refers to a process in which a steam turbine generator is used in concert with a combustion turbine and heat recovery steam generator to generate electric and thermal energy in an efficient manner. Our business has been primarily focused on, but is not limited to, developing renewable energy facilities that use wood as the renewable fuel source. We seek to generate revenues through:

—	operating and managing renewable energy facilities owned by us;

—	management fees from managing renewable energy facilities owned jointly with other parties or by others;

—	joint ventures or other business arrangements to develop excess space at our facilities with other developers, such as to develop photovoltaic solar generation facilities; and

—	the sale of our developed or partially developed facilities.

We were organized on April 2, 1993 as a New York corporation under the name Multiair Comfort Corp. On August 4, 1995, we changed our name to Poly Eko Systems, Inc. On August 14, 2002, we concluded a “reverse” merger with Laidlaw Energy Group, Inc. in which we were the surviving corporation. We then changed our name to Laidlaw Energy Group, Inc.

Approximately 85% of our revenues since the August 14, 2002 merger to June 30, 2012 were generated from the sale in 2010 of our sale of our interest in a 75 megawatt renewable energy project in Berlin, New Hampshire that we acquired in 2008 and developed to a status that was substantially ready for the commencement of construction, and management fees. We have been investing in other projects and have not generated significant operating revenues from any other source. We do not foresee any similar liquidity or sale event with respect to any of our current investments for at least the next 12 months.

In November 2011, we acquired assets relating to a biomass facility in Susanville, California through the purchase of all of the membership interests of Henri Susanville LLC. The facility is located on 20 acres of land that we lease and have an option to purchase for a net price of approximately $1.25 million until January 30, 2015. The plant’s assets include a boiler capable of producing 160,000 pounds of steam per hour and a turbine that can generate approximately 12.5 megawatts of base-load electricity. The facility site has excess acreage. We are evaluating the development of a solar generation facility that could generate approximately five megawatts of electricity or leasing the property to a solar developer who could benefit from the generation potential and grid interconnection that the site offers. The Susanville facility is not presently in a condition to generate electricity. We are currently evaluating our ability to obtain sufficient financing in order to refurbish the facility and to purchase the property. The plan would be to invest approximately $10 million over a 12 to 18 month period to refurbish the critical power generation assets and invest additional funds to purchase the property for a net cost of approximately $1.25 million prior to January 30, 2015.

We also own 22.5% of the common stock of Laidlaw Co-Gen, Inc., which is the sole holder of the capital stock of Laidlaw Energy & Environmental, Inc. Laidlaw Energy & Environmental owns an approximately 6 megawatt combined cycle natural gas-fueled electric cogeneration facility located in Ellicottville, New York, which is not currently operating. As we have not yet determined whether to develop, sell or reposition our Ellicottville facility, we are not in a position to make a reasonable determination of ongoing expense and cash requirements associated with such facility.

We are seeking other acquisitions and management opportunities to be able to generate recurring revenues, however, there cannot be any assurance that we will succeed in seeking such opportunities, whether as a result of our inability to identify additional potential biomass power generating facilities, our inability to obtain project equity or other financing for any particular project, or our inability to secure long-term power purchase agreements for the sale of the power from any facilities we do develop.

The following represent risks, trends and uncertainties that could adversely affect our revenues, income or liquidity:

•    We have a limited operating history; sustained recurring operating losses except for a single liquidity event in 2010; and our financial statements are subject to a going concern qualification by our auditors.

•    We have limited financial resources, including cash and a working capital deficit of approximately $484,488 and $103,027 at June 30, 2012. Our aggregate expenditures are approximately $60,000 per month.

•    We require additional financing in order to develop biomass power generating facilities and to pursue our growth strategy. The next phase of our current projects requires significant funding, including approximately $10 million to refurbish Susanville’s critical power generation assets and $1.25 million to purchase the Susanville property.

•    Failure to obtain required permits and government approvals or other construction delays could result in cost overruns and could negatively impact our anticipated timelines.

•    We compete with an expanding number of competitors, many of which have greater financial resources and name recognition than ourselves. These competitors could negatively impact our profit margins due to greater demand for power generation assets and biomass, plus more competition to secure long term power purchase agreements.

•    Changes in currently favorable legislation that provide tax incentives or mandate the purchase of renewable energy by local utilities could negatively impact our profit margins.

See “Risk Factors — Risks Related to Our Business” beginning on page 5 of our Form S-1 (Registration No. 333-181044), filed on August 6, 2012, for a discussion of these and other risks, trends and uncertainties that may adversely affect our revenues or income or that could result in our liquidity decreasing in any material way. Potentially offsetting these risks, trends and uncertainties are our belief that there is a growing demand for alternative energies, including energy generated from sustainable biomass sources which, if accurate, could increase our ability to obtain financing, to identify potential projects and ultimately to generate revenue and sustained liquidity. We can give no assurance that we will generate meaningful revenues or sustained liquidity.

In addition to our Susanville facility and Ellicottville investment, we devote significant time and attention to evaluating other potential projects, for purposes of evaluating a potential acquisition or development opportunities. At present, none of such opportunities are advanced enough to make a reasonable determination of ongoing expense and cash requirements associated with any of such potential projects.

On November 18, 2011, we granted to Louis T. Bravakis, our executive vice president, a 25% participation interest in the net income received from all power projects we develop and, in exchange, Mr. Bravakis has agreed to provide project development services to us in lieu of any salary. While this arrangement may impact future operating results by diminishing net income, we believe that the arrangement is beneficial to our company because of the $220,000 of capital initially invested by Mr. Bravakis in exchange for Series C preferred stock, we do not have ongoing salary requirements for his services which we deem integral to our business, and it helped solidify the relationship between Mr. Bravakis and our company.

We plan to raise additional funds through public or private debt, equity or project financing to fund our capital requirements and ongoing operations. However, there can be no assurance that we will be successful in our efforts. If we are unable to raise sufficient additional funds, we might (a) forego investment opportunities, (b) initiate cost reduction measures, (c) seek extensions of scheduled payment obligations or (d) sell assets.

Preferred Stock

Our Series A preferred stock is convertible, at the option of the holder at any time, into a number of shares of common stock, collectively, equal to 51% of the total issued and outstanding shares of common stock plus the total number of shares of common stock issuable upon conversion of any outstanding convertible securities convertible as of the conversion date. As of June 30, 2012, the liquidation preference of the Series A preferred stock is $247,562. Additionally, our Series C preferred stock is convertible, at the option of the holder at any time, into a number of shares of common stock, collectively, equal to 10% of the total issued and outstanding shares of common stock plus the total number of shares of common stock issuable upon conversion of any outstanding convertible securities convertible as of the conversion date. As of June 30, 2012, the liquidation preference of the Series C preferred stock is $31,260. Accordingly, the holders of the Series A preferred stock and Series C preferred stock own an aggregate of approximately 61% of our common stock on a fully diluted, as converted basis, and can therefore control the membership of a majority of our board of directors and can decisively influence the outcome of decisions requiring shareholder approval. For a description of the terms of our Series A preferred stock, Series C preferred stock and our other classes or series of capital stock, please see “Description of Capital Stock” beginning on page 40 of our Form S-1 (Registration No. 333-181044), filed on August 6, 2012.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Consolidated Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	For The Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	$	%

Operating Expenses	$445,930	$284,171	$161,759	57%
Net Loss	$(445,930)	$(284,171)	$(161,759)	57%

There were no revenues earned for the three months ended June 30, 2012 or the three months ended June 30, 2011.

Total operating expenses, consisting primarily of compensation, rent, and professional fees, increased $161,759, or 57%, to $445,930 for the three months ended June 30, 2012, compared to $284,171 for the three months ended June 30, 2011, primarily due to legal and accounting fees incurred in connection with our filing with the SEC of the Registration Statements on Form 10 and Form S-1 to register our common stock, and rent expense for our Susanville and New Bedford projects.

The net loss for the three months ended June 30, 2012 was $445,930 compared to $284,171 for the three months ended June 30, 2011, for the reasons discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	For The Six Months Ended
	June 30,		Increase (Decrease)
	2012	2011	$	%

Operating Expenses	$801,372	$552,690	$248,682	45%
Net Loss	$(801,372)	$(552,690)	$(248,682)	45%

There were no revenues earned for the six months ended June 30, 2012 or the six months ended June 30, 2011.

Total operating expenses, consisting primarily of compensation, rent, and professional fees, increased $248,682, or 45%, to $801,372 for the six months ended June 30, 2012, compared to $552,690 for the six months ended June 30, 2011, primarily due to legal and accounting fees incurred in connection with our filing with the SEC of the Registration Statements on Form 10 and Form S-1 to register our common stock, and rent expense for our Susanville and New Bedford projects.

The net loss for the six months ended June 30, 2012 was $801,372 compared to $552,690 for the six months ended June 30, 2011, for the reasons discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2012	2011

Cash	$484,488	$1,197,563
Working Capital	$(103,027)	$751,121

We intend to generate cash flows from our business through the cash flows of projects we develop, management fees for development services, plus through the sale of our investment in renewable energy projects. The amount, frequency and predictability of cash receipts depend on a number of factors, including the number of projects in our portfolio and the stage of development of each project. As a result, cash flows may fluctuate significantly from year to year. Approximately 85% of our revenues since August 2002 to June 30, 2012 were generated from the sale in 2010 of our interest in a 75 megawatt renewable energy project in Berlin, New Hampshire that we acquired in 2008 and developed to a status that was substantially ready for the commencement of construction. We do not foresee any similar liquidity or sale event with respect to any of our current investments for at least the next 12 months.

During the six months ended June 30, 2012, we did not generate any revenue, used cash in operating activities of $660,298, incurred a net loss of $801,372, and had an accumulated deficit of $2,128,966 as of June 30, 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our cash requirements during the remainder of 2012 will primarily be for the enhancement of operations, conducting project feasibility studies and other development and operational expenses. These amounts will include employee salaries, cost of external services (consulting, legal and other professional) and costs associated with identifying new projects. We also expect to spend approximately $25,000 per month ($17,500 effective September 2012) in incremental development and operational expenses for our facility in Susanville, California. Cash on hand should be sufficient to fund operations for substantially all of 2012.

We have limited available cash resources and require additional financing in order to fund our current operations beyond 2012. The next phase of our current projects will require significant funding, including approximately $10 million to refurbish Susanville’s critical power generation assets and approximately $1.25 million to purchase the Susanville property. Furthermore, even if we are successful in raising additional funds and moving ahead with certain projects, we cannot give any assurance that we will, in the future, be able to achieve a level of profitability from operations to sustain our operations.

Pursuant to the terms of a registration rights agreement entered into with the holders of our Series B preferred stock, we were required to file a registration statement for the resale of the shares of our common stock underlying our Series B preferred stock by April 30, 2012 and have such registration statement be declared effective no later than July 30, 2012. As we were unable to cause the registration statement to be declared effective by July 30, 2012, we are required, upon demand of the selling stockholders, to repurchase shares of our Series B preferred stock at a value of $0.0046 per share of common stock for an amount equal to $18,750 per week after such July 30, 2012 deadline. As of September 26, 2012, we are obligated to repurchase shares of our Series B preferred stock for an amount equal to $18,750.

Availability of Additional Funds

We expect that our primary sources of additional working capital are:

•	project level financing of our Susanville facility or other facilities that we may acquire or manage; and
•	sale of equity securities or incurrence of indebtedness.

We meet with and evaluate potential funding sources and joint venture partners from time to time, taking into account, among other things, the cost of capital with respect to such funding sources. As of the filing date of this Quarterly Report on Form 10-Q, we have not entered into any definitive agreements with any potential funding sources to raise additional funds. Despite our efforts, there is no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations or to pursue our growth strategy. If we cannot raise additional capital, form a joint venture or similar commercial alliance with another entity, or generate sufficient revenues, we may need to scale back operations, including but not limited to ceasing to further develop one or more projects or selling such projects, cease to acquire additional facilities, or cease operations entirely.

During the six months ended June 30, 2012 and 2011, our sources and uses of cash were as follows:

	For The Six Months Ended
	June 30,
	2012	2011

Net cash used in operating activities	$(660,298)	$(521,716)
Net cash used in investing activities	(52,777)	-
Net decrease in cash and cash equivalents	$(713,075)	$(521,716)

Net cash used in operating activities

Net cash used in operating activities totaled $660,298 for the six months ended June 30, 2012 compared to net cash used in operating activities of $521,716 for the six months ended June 30, 2011. The net cash used in the six months ended June 30, 2012 was primarily due to the net loss from operations of $801,372, partially offset by a $101,178 increase in accounts payable and accrued expenses and a $49,896 decrease in prepaid expenses. The net cash used in the six months ended June 30, 2011 was primarily due to the net loss from operations of $552,690 and a reduction in prepaid expenses of $80,000, partially offset by a $51,824 increase in accounts payable and accrued expenses and a $50,000 reduction in accounts receivable.

Net cash used in investing activities

Net cash used in investing activities totaled $52,777 for the six months ended June 30, 2012 compared to $0 for the six months ended June 30, 2011. The net cash used during the six months ended June 30, 2012 was due to cash outlays related to the development of the Susanville facility.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form S-1 (Registration No. 333-181044), filed on August 6, 2012. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under accounting principles generally accepted in the United States. Although off-balance sheet arrangements serve a variety of our business purposes, we are not dependent on these arrangements to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

Forward-Looking Statements

There are statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by words such as “anticipate,” “hope,” “believe,” “estimate,” “expect,” “positioned,” “strategy,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “will,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should carefully read this entire Quarterly Report and the Risk Factors beginning on page 5 of our Form S-1/A, Amendment No. 4,S-1 (Registration No. 333-181044), filed with the Securities and Exchange Commission on August 6, 2012. Although management believes that the assumptions underlying the forward-looking statements included in or referenced by this Quarterly Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in or referenced by this Quarterly Report will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as a result of insufficient processes in place to ensure timely reports. We were not subject to the reporting requirements of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We received subpoenas from the Securities and Exchange Commission (“SEC”) on June 28, 2011 and March 28, 2012 requiring us to provide documentation to the SEC and for designated officers to provide testimony to the SEC. The SEC has information that it believes tends to show that there are possible violations by us and our officers, directors and others with respect to certain applicable securities laws, including Section 5 and 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities and Exchange Act of 1934, as amended, and the related regulations. Although we have been cooperating with the staff (“Staff”) of the SEC with respect to this investigation and Michael Bartoszek, our chief executive officer, provided testimony to the Staff on the record, there can be no assurances that the Staff will recommend to the SEC that no action be taken with respect to us. The SEC has the authority to order a wide scope of remedies against us and any of our officers or directors, any of which could materially and adversely affect us and the price of, or ability to trade, our stock. Further, we cannot provide any assurance when the investigation will be concluded or what will be the conclusion by the Staff or the SEC.

On September 3, 2009, an action titled “Hiscock & Barclay v. Laidlaw” was filed in the New York State Supreme Court – County of Onondaga. There has been a dispute over approximately $140,000 of attorney billings associated with services provided prior to 2009. In December 2011, the parties reached an agreement in principle whereby they agreed that we would pay $60,000 in full satisfaction of the dispute. As of the report date, a formal settlement agreement has not been executed. This liability was recorded as of June 30, 2012.

On February 6, 2012, we received a statement of claim and demand for arbitration before the American Arbitration Association from Chatsworth Securities LLC, seeking the collection of $615,938 in placement fees which Chatsworth Securities alleges it is entitled to pursuant to the terms of a written agreement between the parties dated December 22, 2005. On March 19, 2012, we submitted an answer to the statement of claim and a counterclaim for contractual indemnification seeking an award of our attorney fees and costs, of which Chatsworth answered on March 26, 2012. On June 11, 2012, an arbitrator was assigned to this matter. A report of preliminary hearing and scheduling order was entered on July 12, 2012, pursuant to which the parties were directed to proceed with discovery, and the arbitration hearing was scheduled to commence on November 12, 2012. We believe the claim is without merit and intend to defend ourselves vigorously. However, there can be no assurance that we will prevail in arbitration.

In addition, we are subject to legal proceedings and claims arising from the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits.

Exhibit	Description

10.1	Second Amendment to Lease Agreement dated as of September 1, 2012 by and between Sierra Pacific Industries and Laidlaw Susanville Biopower, LLC*

10.2	First Amendment to Option Agreement dated as of September 1, 2012 by and between Sierra Pacific Industries and Laidlaw Susanville Biopower, LLC*

31.1	Chief Executive Officer Certification*

31.2	Chief Financial Officer Certification*

32	Section 1350 Certification **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2012	LAIDLAW ENERGY GROUP, INC.

	By:	/s/ Michael B. Bartoszek
Michael B. Bartoszek
President and Chief Executive Officer
(Principal Executive and Financial Officer)

-22-